Form 10QSB
period 2000-02-29
CYPRESS CAPITAL INC/NV
filed 2000-04-07
CIK 1101217

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended February 29, 2000

                        Commission file number 000-28567

                              CYPRESS CAPITAL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)




         Nevada                                      84-1521101
         ------                                      ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                   234 Columbine, Suite 300B, Denver, CO 80206
                   -------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          Yes               No     X

As of March 31, 2000, there were 18,675,000 outstanding shares of common stock, par value $.0001.

PART 1.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

Cypress Capital, Inc.
(A Development Stage Company)
Condensed Financial  Statements
Table of Contents


                                                                          PAGE

Condensed Financial Statements

      Condensed Balance Sheet                                              F-2

      Condensed Statement of Operations                                    F-3

      Condensed Statement of Cash Flows                                    F-4

      Condensed Statement of Changes in Stockholders' Equity               F-5

      Notes to Condensed Financial Statements                              F-6



Cypress Capital, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEET
                                                                      February 29,             December 1,
                                                                          2000                     1999
                                                                   --------------------    ---------------------
                                                                       (Unaudited)
ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                               $ 800                    $ 100
                                                                                ------                   -----

           Total current assets                                                   800                      100
                                                                                  ----                     ---

           TOTAL ASSETS                                                         $ 800                    $ 100
                                                                                ======                   =====


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                                                   $ -                      $ -
                                                                   --------------------    ---------------------

        Total current liabilities                                                    -                        -

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value; 25 million shares
        authorized; no shares issued and outstanding                                 -                        -
     Common stock, $.0001 par value; 75 million shares
        authorized; 18,675,000 shares issued and outstanding                     1,868                    1,868
     Additional paid-in capital                                                  2,675                    2,675
     Deficit accumulated in the development stage                               (3,743)                  (2,543)
                                                                                -------                  -------
        Total stockholders' equity                                                800                     2,000
                                                                                  ----                    -----

        TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                               $ 800                   $ 2,000
                                                                                ======                  =======




                            See accompanying notes.



Cypress Capital, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS                                                              Period from
                                                                      Three Months            from inception
                                                                          Ended             (November 3, 1999)
                                                                    February 29, 2000      to February 29, 2000
                                                                   --------------------    ---------------------
                                                                       (Unaudited)
REVENUES                                                                           $ -                      $ -

EXPENSES
     Selling, general  and administrative                                       1,200                    3,743
                                                                                ------                   -----

     Total expenses                                                             1,200                    3,743
                                                                                ------                   -----


NET (LOSS)                                                                    $ (1,200)                $ (3,743)
                                                                              =========                =========



BASIC AND DILUTED NET (LOSS) PER SHARE                                            $ -                      $ -
                                                                                  ====                     ===

WEIGHTED AVERAGE SHARES OUTSTANDING                                        18,675,000               18,675,000
                                                                           ===========              ==========




                            See accompanying notes.



Cypress Capital, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
                                                                                               Period from
                                                                      Three Months            from inception
                                                                          Ended             (November 3, 1999)
                                                                    February 29, 2000      to February 29, 2000
                                                                   --------------------    ---------------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                        $ (1,200)                $ (3,743)
     Adjustments to reconcile net (loss) to net cash
        used by operating activities
           Stock issued for services and reimbursed expenses                        -                    2,543
                                                                                    --                   -----

        Net cash flows (used for) operating activities                          (1,200)                  (1,200)
                                                                                -------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES                                                 -                        -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                                    1,900                    2,000
                                                                                 ------                   -----

        Net cash flows from financing activities                                 1,900                    2,000
                                                                                 ------                   -----

NET INCREASE IN CASH                                                               700                      800

CASH AT BEGINNING OF PERIOD                                                        100                        -
                                                                                   ----                       -

CASH AT PERIOD END OF PERIOD                                                     $ 800                    $ 800
                                                                                 ======                   =====



                            See accompanying notes.



Cypress Capital, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional      During the
                                                        Common Stock             Paid-in        Development
                                              -------------------------------
                                                  Shares          Amount         Capital           Stage              Total
                                              --------------- --------------- ---------------  -------------- --------------
Balance, November 3, 1999 (inception)                      -             $ -             $ -             $ -            $ -

     Common stock issued for
        cash and services,
        November 1999
        at $.0001 per share                        3,675,000             368             675               -          1,043

     Common stock issued for
        cash and services,
        November 1999
        at $.0001 per share                       15,000,000           1,500           2,000               -          3,500

     Net loss                                             -               -               -           (2,543)        (2,543)
                                                  ----------           -----           -----          -------        -------

Balance, December 1, 1999                         18,675,000           1,868           2,675          (2,543)       $ 2,000


     Net loss (unaudited)                                 -               -               -           (1,200)        (1,200)
                                                  ----------           -----           -----          -------        -------

Balance, February 29, 2000 (unaudited)            18,675,000         $ 1,868         $ 2,675         $ (3,743)      $ (1,200)
                                                 ===========        ========        ========        =========      =========



                            See accompanying notes.

                             Cypress Capital, Inc.
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               February 29, 2000
                                  (Unaudited)



Note A - Organization and Business
Cypress  Capital,   Inc.  (a  development  stage  company,  the  "Company")  was incorporated in Nevada on November 3, 1999. The principal office of the Company is in Denver, Colorado.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB.

The results of operations for the three months ended February 29, 2000, are not necessarily indicative of the results for the remainder of the fiscal year ending November 30, 2000.

Note B - Loss Per Share
Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed on the basis of the average number of shares outstanding plus the dilutive effect of convertible securities, options and warrants to acquire common stock (of which there were none in the periods presented). Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations for Quarter Ended February 29, 2000

         The Company's year end was November 30, 1999. The Company has experienced continuing operating expenses for the three month period up to February 29, 2000 of $1,200. The revenues for the period were none from operations. The Company recorded a net loss of $(1,200) for the period. The Company losses on operations will continue until income from any operations can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The loss per share for the period was ($.00).

Liquidity and Capital Resources

         The Company had inadequate cash capital at the end of the period for any significant operations. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock. The Company had $800 in assets and no liabilities at quarter end.

PART II


                                OTHER INFORMATION


         Item 1.  Legal proceedings - None

         Item 2.  Changes in securities - None.

         Item 3. Defaults upon senior securities - None.

         Item 4.  Submission of matters to a vote of security holders - None

         Item 5.  Other information - None

         Item 6.  Exhibits and reports on Form 8-K

                  (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                           Item 601 of Regulation S-K:

                                            None.

                  (b) Reports on Form 8-K filed during the three months ended March 31, 2000:

                                            None.

                                   Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYPRESS CAPITAL, INC.

Date:  March 6, 2000
                                              /s/ Bernard Pracko
                                          by: ----------------------------------
                                              Bernard Pracko, President