Form 10QSB
period 2000-06-30
US CRUDE LTD
filed 2000-12-13
CIK 1101217

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
June 30, 2000                                               005-59925

                                 US CRUDE, LTD.
                     -------------------------------------
                            (New name of Registrant)

                  Nevada                                84-1521101
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


               673 COOLEY DRIVE, SO. SUITE 121, COLTON, CA 92324
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (800) 872-7833


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes   X      No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  21,475,303 common shares as of June 30, 2000

Part I:  FINANCIAL INFORMATION



                                            U S Crude Ltd
                                    (A Development Stage Company)
                                       Unaudited Balance Sheet


                                                                         Three Months Ended        Year Ended
                                                                         June 30, 2000             March 31, 2000
ASSETS

Current Assets
Cash                                                                           $ 31,410               $ 114,219
Accounts Receivable                                                             525,350                 500,000
Inventories
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                            556,760                 614,219

Property, Plant & Equipment
Property, Plant & Equipment - Net                                             1,159,823               1,154,823
Less Accumulated Depreciation                                                  (141,446)               (120,196)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                               1,018,377               1,034,627

Other Assets
Other Assets - Net                                                            1,989,279               1,847,771
Less Accumulated Amortization                                                  (123,040)                (96,801)
                                                                         ---------------           -------------
Total Other Assets                                                            1,866,239               1,750,970

                                                                         ---------------           -------------
TOTAL ASSETS                                                                 $3,441,376              $3,399,816
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                              $ 450,000               $ 450,000
Other Payables                                                                        -
Note Payable                                                                          -
                                                                         ---------------           -------------
Total Current Liabilities                                                       450,000                 450,000

Long Term Liabilities
Long Term Debt                                                                  273,928                 278,662
                                                                         ---------------           -------------
Total Long Term Liabilities                                                     273,928                 278,662

Stockholder's Equity
Preferred stock, no par value; 5,000,000 shares issued
and outstanding at June 30, 2000                                                100,000                 100,000
Common stock, no par value; 25,000,000 shares authorized
  21,475,303 issued and outstanding at June 30, 2000                          3,957,058               3,797,692

Retained Earnings (Deficit)                                                  (1,339,610)             (1,226,538)
                                                                         ---------------           -------------
Total Stockholder's Equity                                                    2,717,448               2,671,154

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $3,441,376              $3,399,816
                                                                         ===============           =============


                                  U S CRUDE LTD
                          (A Development Stage Company)
                        Unaudited Statement of Operations

                                            Three Months Ending June 30
                                              2000               1999
REVENUES
Sales                                          $ 26,239                $ -
                                         ---------------    ---------------
TOTAL REVENUES                                   26,239                  -

COST OF GOODS SOLD
Cost of Sales                                                            -
                                         ---------------    ---------------
TOTAL COST OF GOODS SOLD                              -                  -

Gross Profit                                     26,239                  -

OPERATING COSTS
Administrative & Overhead                       139,322            150,532
                                         ---------------    ---------------
TOTAL OPERATING COSTS                           139,322            150,532

OTHER INCOME (EXPENSE)
Interest Income                                      11                568
Interest Expense                                                         -
                                         ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                         11                568

NET INCOME (LOSS)                            $ (113,072)        $ (149,964)
                                         ===============    ===============

Net Loss per Share                                (0.01)             (0.01)
Weighted Average Common Shares               21,475,303         17,451,212



                                  U S CRUDE LTD
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS



                                                              Three Months Ended June 30

                                                                2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $ (113,072)         $(149,964)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation                                                      21,250             21,250
Depletion                                                         26,239
(Increase) Decrease in current assets                            (25,350)           (53,170)
Increase (Decrease) in current liabilities
(Increase) Decrease in other assets                             (141,508)          (396,124)
                                                            -------------     --------------

NET CASH PROVIDED (USED) BY                                     (232,441)          (578,008)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                         (5,000)
Increase (Decrease) in notes payable                              (4,734)           322,422
Capital received                                                 159,366
                                                            -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                         149,632            322,422

NET INCREASE (DECREASE) IN CASH                                  (82,809)          (255,586)

CASH AT BEGINNING OF PERIOD                                      114,219            265,675

CASH AT END OF PERIOD                                           $ 31,410           $ 10,089
                                                            =============     ==============




                                                  U S CRUDE LTD
                                          (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                               For the Period from March 31, 1998 to June 30, 2000


                                                                                                       Accumulated          Total
                                           Common Stock                   Preferred Stock
                                      Shares            Amount          Shares        Amount            Deficit
                                     -------           --------        --------      --------          -----------          -----

Balance - March 31, 1998               7,122,260     $1,507,806        1,000,000       $ 100,000        $ (253,178)      $1,354,628

Shares issued for cash                   731,751        373,804                                                             373,804

Purchase of U S Thermo Tech            3,738,000        847,232                                                             847,232

Net Loss for year                              -              -                -                          (310,037)        (310,037)
                                  --------------- --------------   --------------  --------------   ---------------   --------------
Balance - March 31, 1999              11,592,011      2,728,842        1,000,000         100,000          (563,215)       2,265,627
                                  --------------- --------------   --------------  --------------   ---------------   --------------
Shares issued for cash                 6,976,170        742,308                                                             742,308

Shares issued in exchange for          1,000,000        400,000                                                             400,000
lowering debt

Net Loss for year                                                                                         (663,323)        (663,323)
                                  --------------- --------------   --------------  --------------   ---------------   --------------
Balance - March 31, 2000              19,568,181      3,871,150        1,000,000         100,000        (1,226,538)       2,744,612
                                  --------------- --------------   --------------  --------------   ---------------   --------------
Shares issued for cash                 1,907,122         85,908                                                              85,908

Net loss for period                                                                                       (122,774)        (122,774)

Balance - June 30, 2000               21,475,303     $3,957,058        1,000,000       $ 100,000        (1,349,312)      $2,707,746
                                  =============== ==============   ==============  ==============   ===============   ==============


                          U.S. CRUDE LTD. & SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT POLICIES:
         ---------------------------------------------
U.S. CRUDE LTD. & SUBSIDIARY ("The Company), was incorporated in California on May 22, 1996. It is in the development stage, (as defined by Financial Accounting Standards Board Statement No. 7). The Company's primary business is to utilize its proprietary portable steam generator technology to stimulate oil production in marginally producing wells across America. The Company on July 27, 1998 entered into a merger with U.S. Thermo-Tech, Inc. U.S. Thermo- Tech Inc. was incorporated on May 8, 1997 and is also in the development stage. U.S. Thermo-Tech, Inc.'s primary business is to utilize its patent pending thermal gas injector system (the "TM-98") to rekindle marginally producing oil wells. This merger was accounted for using the pooling of interest method of accounting. This method combines the income statements from the beginning of the year of acquisition.

Since inception, the Company's efforts have been devoted to the development of its product and raising capital. The Company began oil production in January of 1999. Accordingly, the Company is in the development stage and the accompanying financial statements represent those of a development stage enterprise. As such the Company has incurred net operating losses since inception of $1,349,312 and does not have sufficient working capital to fund its planned operations during the next twelve months. Although sufficient funds are available to meet general and administrative expenses, additional funding will be required to complete the Company's expansion plans. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continued financial needs, management of the Company intends to raise working capital through the sale of common stock or other financings.

The Company has also acquired a 49% interest in 54 oil producing properties encompassing 960 acres in the state of Oklahoma. The wells were acquired through a joint venture with a company called Crude Oil Recovery, a California Corporation. All revenue produced through this venture has been returned back into oil producing property to build up the infrastructure of the property.

The Company has received exclusive rights to develop, market, sell and utilize the TM-96, TM-98 as well as three other innovative steam qenerating technologies from Wave technology Inc. The Company issued Wave Technology 3,160,000 shares of the Company's common stock and 1,000,000 shares of the Company's Preferred stock in return for the rights.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT AND DEPRECIATION
Property and equipment are carried at cost. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired, or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is reflected in the statement of operations.
Depreciation is calculated using the straight-line method, for the Machinery and Equipment and ACRS for the Truck, over the following estimated useful lives;

                  Machinery and equipment                            7 years
                  Truck                                              5 years



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March of 1995, the Financial Accounting Standards Board issued standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The Company has adopted standard No. 121 as of January 1, 1996. The effect on the financial statements of adopting standard No. 121 was not material.

In October 1995, the Financial Accounting Standards Board issued standard No. 123, "Accounting for Stock-Based Compensation". The accounting or disclosure requirements of this statement are effective for the Company's fiscal year-end 1996 financial statements. The Company has adopted standard No. 123 as of January 1, 1996. The effect on the financial statements of adopting standard No. 123 was not material.

In February 1997 SFAS No 128. "Earnings per share" was issued effective for periods ending after December 15, 1997. There is no impact on the Company's financial statements from adoption of SFAS No. 128.

RESEARCH AND DEVELOPMENT OF OIL PROPERTIES
The Company follows the full cost method to acc6unt for its oil and gas research and Development costs. Under this method, all costs incurred which are directly related to Research and development of its oil properties are capitalized and subject to depletion. Depletable costs also include estimates of future development costs of proven reserves.

NET LOSS PER SHARE
Net loss per share is calculated using the weighted average number of shares outstanding during the periods presented. The Company had stock equivalents at March 31, 2000 which are listed in note 6. These stock equivalents effect the earnings per share.

ESTIMATES USED IN FINANCIAL STATEMENT PRESENTATION
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEPLETION
Because of the difficulty in estimating the Depletable oil reserves in the ground the Company has adopted the percentage depletion method. This method uses a flat percentage to deplete the capitalized costs of research, drilling and oil production. This method is limited to 100% of the taxable income before the depletion allowance.

REVENUE RECOGNITION
The Company is on an accrual basis: thus all sales are booked when earned and all expenses are expensed when incurred. The Company only recently began drilling and selling oil so the majority of the sales came from a one time sale of a TM-96 machine for $500,000 or interest income.

NOTE 2 - INCOME TAXES:
         ------------
Deferred taxes relate to differences between the basis of assets and liabilities for financial and tax reporting purposes. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for net operating losses that are available to offset future taxable income. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE  3  -  STOCKHOLDERS'  EOUITY:
             --------------------
The Company is authorized to issue up to 70,000,000 shares of common stock, no par value. Each holder of common stock is entitled to one vote for each Share held on all mattes properly submitted to the shareholders for their vote. Cumulative voting is not authorized. At June 30, 2000 21,475,303 shares of common stock are outstanding.

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, no par value. At June 30, 2000 1,000,000 shares of preferred shares were owned by Wave Tech Inc. These Preferred shares have super voting rights of 10 votes per each share.

As previously discussed in note 1, The Company merged with U.S. Thermo-Tech, Inc. on July 27, 1998. In this Merger the remaining Company (U.S. Crude Ltd. issued a half share of its stock for each share of U.S. Thermal-Tech, Inc. share. The result was that 3,738,000 shares of the company's shock is now owned by U.S. Thermo-Tech Inc. (now a 100% owned subsidiary).

NOTE 4 - STOCK OPTION PLAN:
         -----------------

The Company currently has approximately 3,638,000 outstanding options to purchase the Company's common stock. Of these outstanding shares 2,650,000 are owned by directors and officers of the company and the remaining 988,000 options were granted to various individuals for work they did on behalf of the company. The options owned by the directors and officers were issued on January 01, 1997 and can be exchanged for one share of common stock at a dollar a share. These options must be exercised by December 31, 2006. The breakdown of the shares is as follows:

                  Anthony Miller-President                   750,000  options
                  Catherine Njie--Secretary                  250,000  options
                  Thomas Meeks-Director                    1,000,000  options
                  Thomas Hobson-Director                     650,000  options
                  Others                                     988,000  options


NOTE 5 - LEASES:
         ------
The Company leases office and shop space in Colton, California. The lease term is one year, with an annual renewal option for one-year periods. The company has no lease deposit and The current Office rent is $1,000 a month.

The Company currently has 27 different lease contracts outstanding. These leases cover 8,700 acres of land and 300 oil and natural gas wells. These leases cost approximately $340,000 to acquire and are almost completely paid for. All of the leases are perpetual leases (meaning they last until the oil and natural gas dry's up and the wells are abandoned). The Company has a current certified geology report that state these leases have approximately 76,630,908 barrel of proven oil and 34,400,000 which are recoverable. The cost of these leases have been capitalized under prepaid oil production costs.

NOTE 6 - RELATED PARTY TRANSACTIONS:
         --------------------------
In 1999 & 1998 the company paid approximately $1,000,000 to Wave Technologies Inc. for the purchase of a portable thermos gas injector system (the "TM-98") and a portable steam generator (the "TM-96). The company entered into an agreement with Wave Technology Inc. to purchase this equipment along with the exclusive rights to develop, market, sell and utilize these machines. The company agreed to pay Wave Technology Inc. $1,000,000 for the Equipment and gave them another 3,160,000 shares of common stock and 1,000,000 shares of Preferred stock for the exclusive licensing rights to develop, sell and utilize the equipment as well as other oil recovery technologies. Wave Technology currently owns 4,910,000 shares of common stock and 1,000,000 shares of Preferred stock. This represents approximately 43% of the outstanding Common stock and 100% of the outstanding Preferred stock of the Company.

Wave Technology Inc. is 100% owned by Tom Meek's wife. He is also a director and executive officer of U.S. Crude LTD. Other directors and executive officers of U.S. Crude LTD own approximately 2.3% of the outstanding Common stock of U.S. Crude LTD. This means that the directors and executive officers of U.S. Crude LTD. own as a group approximately 45% of the Company.

NOTE 7 - NOTE PAYABLE:
         ------------
In March of 1999 the company received $450,000 from an investor. In return for this money this investor received 500,000 shares at ten cents a share and an option to purchase another 1,000,0000 shares. This option was for one year. In March of 2000 in exchange for relieving this $400,000 Note the company issued the note holder 1,000,000 shares of common stock. This note included interest at 8%. 11 monthly interest only payments of $3,000 were made on this note during the year ended March 31, 2000.

NOTE 8 - NOTE PAYABLE-KERN COUNTY OIL LEASE:
         ----------------------------------
During the prior year the Company purchased an oil lease in Kern County, California. This lease is a perpetual lease. The cost of the lease was $240,000 and is to be paid off from proceeds from oil production. This note does not bear any interest. No payments were made on this note as of June 30, 2000. The Company did not start production of oil on this lease until May of 2000.

NOTE 9 - NOTE PAYABLE ASSOCIATES BANK:
         ----------------------------
In April of 1999 the Company purchased a large compressor for $84,000. Approximately $32,000 was paid as a down payment and a 33 month note was taken out to pay the remaining balance. Monthly payments are made at the rate of $1,577 per month.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 2000 COMPARED TO SAME QUARTER IN 1999

The Company has experienced expenses for the three month period of $139,322 in 2000 compared $150,532 in 1999. The Company had revenues of $26,239 in the quarter in 2000 and no revenues in 1999. The Company had a net loss of ($113,072) for the quarter in 2000 and a net loss of ($149,964) for the same period in 1999. The Company losses will continue at a similar rate until sufficient income can be achieved to offset expenses of operations. While the Company is seeking capital sources for continuing operations; there is no assurance that sources can be found. The loss per share was ($.01) in the period in both 2000 and 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $31,410 in cash and $525,350 in receivables at the end of the quarter. The Company had $450,000 in current liabilities and $273,928 in long term liabilities at the end of the quarter. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or to make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    a. 8-K filed on May 11, 2000 (incorporated herein by reference)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2000


                                     US CRUDE LTD.


                                     /s/ Anthony Miller
                                     -------------------------------------------
                                     Anthony Miller, President