Form 10QSB
period 2000-09-30
US CRUDE LTD
filed 2001-01-03
CIK 1101217

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
September 30, 2000                                            005-59925

                                  US CRUDE LTD.
                     -------------------------------------
                            (New name of Registrant)

                  Nevada                                84-1521101
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


                25809-D Business Center Drive, Redlands, CA 92374
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (888) 872-7833


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

                25,129,160 common shares as of September 30, 2000

Part I:  FINANCIAL INFORMATION




                                  U S Crude Ltd
                          (A Development Stage Company)
                             Unaudited Balance Sheet


                                                                         Six Months Ended          Year Ended
                                                                         September 30, 2000        March 31, 2000
ASSETS

Current Assets
Cash                                                                           $ 99,149               $ 114,219
Accounts Receivable                                                             500,000                 500,000
Inventories
Related Party Receivable                                                         28,350
                                                                         ---------------           -------------
Total Current Assets                                                            627,499                 614,219

Property, Plant & Equipment
Property, Plant & Equipment - Net                                             1,159,823               1,154,823
Less Accumulated Depreciation                                                  (162,696)               (120,196)
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                 997,127               1,034,627

Other Assets
Other Assets - Net                                                            2,033,664               1,847,771
Less Accumulated Amortization                                                  (150,890)                (96,801)
                                                                         ---------------           -------------
Total Other Assets                                                            1,882,774               1,750,970

                                                                         ---------------           -------------
TOTAL ASSETS                                                                 $3,507,400              $3,399,816
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                                    $ -               $ 450,000
Other Payables                                                                        -
Note Payable                                                                          -
                                                                         ---------------           -------------
Total Current Liabilities                                                             -                 450,000

Long Term Liabilities
Long Term Debt                                                                  269,195                 278,662
                                                                         ---------------           -------------
Total Long Term Liabilities                                                     269,195                 278,662

Stockholder's Equity
Preferred stock, no par value; 5,000,000 shares issued
and outstanding at September 30, 2000                                           100,000                 100,000
Common stock, no par value; 75,000,000 shares authorized
  25,129,160 issued and outstanding at September 30, 2000                     4,604,305               3,797,692

Retained Earnings (Deficit)                                                  (1,466,100)             (1,226,538)
                                                                         ---------------           -------------
Total Stockholder's Equity                                                    3,238,205               2,671,154

                                                                         ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $3,507,400              $3,399,816
                                                                         ===============           =============

                            See accompanying notes.



                                                  U S CRUDE LTD
                                          (A Development Stage Company)
                                        Unaudited Statement of Operations


                                                    Six Months Ended September 30,       Three Months Ended September 30,
                                                       2000                1999               2000               1999
REVENUES
Sales                                                   $ 54,088                 $ -           $ 27,850                $ -
                                                  ---------------     ---------------    ---------------    ---------------
TOTAL REVENUES                                            54,088                   -             27,850                  -

COST OF GOODS SOLD
Cost of Sales                                                                      -                                     -
                                                  ---------------     ---------------    ---------------    ---------------
TOTAL COST OF GOODS SOLD                                       -                   -                  -                  -

Gross Profit                                              54,088                   -             27,850                  -

OPERATING COSTS
Administrative & Overhead                                293,666             288,589            154,344            138,058
                                                  ---------------     ---------------    ---------------    ---------------
TOTAL OPERATING COSTS                                    293,666             288,589            154,344            138,058

OTHER INCOME (EXPENSE)
Interest Income                                               16                 590                  5                 23
Interest Expense                                                                   -                                     -
                                                  ---------------     ---------------    ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                                  16                 590                  5                 23

NET INCOME (LOSS)                                     $ (239,562)         $ (287,999)        $ (126,489)        $ (138,035)
                                                  ===============     ===============    ===============    ===============

Net Loss per Share                                         (0.01)              (0.01)             (0.01)             (0.01)
Weighted Average Common Shares                        30,553,826          26,100,000         30,553,826         26,100,000



                            See accompanying notes.



                                                  U S CRUDE LTD
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENT OF CASH FLOWS



                                                            Six Months Ended September 30,      Three Months Ended September 30,

                                                                2000              1999              2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $ (239,562)       $ (287,999)       $ (126,499)         $(138,035)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation                                                      42,500            42,500            21,250             21,250
Depletion                                                         54,089                              27,850
(Increase) Decrease in current assets                            (28,350)                             (3,000)
Increase (Decrease) in current liabilities                      (450,000)                           (450,000)
(Increase) Decrease in other assets                             (185,893)         (429,186)          (44,385)           (33,062)
                                                            -------------     -------------     -------------     --------------

NET CASH PROVIDED (USED) BY                                     (807,216)         (674,685)         (574,784)          (149,847)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                         (5,000)          (53,170)                -
Increase (Decrease) in notes payable                              (9,467)          315,512            (4,724)            (6,910)
Capital received                                                 806,613           232,649           647,247            232,649
                                                            -------------     -------------     -------------     --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                         792,146           494,991           642,523            225,739

NET INCREASE (DECREASE) IN CASH                                  (15,070)         (179,694)           67,739             75,892

CASH AT BEGINNING OF PERIOD                                      114,219           265,675            31,410             10,089

CASH AT END OF PERIOD                                           $ 99,149          $ 85,981          $ 99,149           $ 85,981
                                                            =============     =============     =============     ==============




                            See accompanying notes.



                                                  U S CRUDE LTD
                                          (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            For the Period from March 31, 1998 to September 30, 2000


                                                                                               Accumulated         Total
                                             Common Stock               Preferred Stock
                                      Shares             Amount       Shares         Amount      Deficit

Balance - March 31, 1998               7,122,260       $1,507,806   1,000,000    $ 100,000     $ (253,178)      $1,354,628

Shares issued for cash                   731,751          373,804                                                  373,804

Purchase of U S Thermo Tech            3,738,000          847,232                                                  847,232

Net Loss for year                              -                -           -                    (310,037)        (310,037)
                                     ------------     ------------  ----------   ----------    -----------      -----------
Balance - March 31, 1999              11,592,011        2,728,842   1,000,000      100,000       (563,215)       2,265,627
                                     ------------     ------------  ----------   ----------    -----------      -----------
Shares issued for cash                 6,976,170          742,308                                                  742,308

Shares issued in exchange for          1,000,000          400,000                                                  400,000
lowering debt

Net Loss for year                                                                                (663,323)        (663,323)
                                     ------------     ------------  ----------   ----------    -----------      -----------
Balance - March 31, 2000              19,568,181        3,871,150   1,000,000      100,000     (1,226,538)       2,744,612
                                     ------------     ------------  ----------   ----------    -----------      -----------
Shares issued for cash                 1,907,122           85,908                                                   85,908

Shares issued for debt                 1,000,000          450,000                                                  450,000

Shares issued for cash                 2,653,857          197,247                                                  197,247

Net Loss for period                                                                              (239,562)        (239,562)

Balance - September 30, 2000          25,129,160       $4,604,305   1,000,000    $ 100,000     (1,466,100)      $3,238,205
                                     ===========      ============  =========    ==========    ===========      ===========


See accompanying notes.

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
             --------------------
The Company is authorized to issue up to 75,000,000 shares of common stock, no par value. Each holder of common stock is entitled to one vote for each Share held on all mattes properly submitted to the shareholders for their vote. Cumulative voting is not authorized. At June 30, 2000 21,475,303 shares of common stock are outstanding.

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


NOTE 5 - LEASES:
         ------
The Company leases office and shop space in Redlands, California. The lease term is three years, with an annual renewal option for one-year periods. The company has no lease deposit and the current Office rent is $3,400 a month for 4,400 square feet of office space.

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

NOTE 7 - NOTE PAYABLE:
         ------------
In March of 1999 the company received $450,000 from an investor. In return for this money this investor received 500,000 shares at ten cents a share and an option to purchase another 1,000,0000 shares. This option was for one year. In March of 2000 in exchange for relieving this $400,000 Note the company issued the note holder 1,000,000 shares of common stock. This note included interest at 8%. 11 monthly interest only payments of $3,000 were made on this note during the year ended March 31, 2000. The Company settled the loan by issuance of 1 million shares of common stock.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

The Company has experienced expenses for the six month period of $293,666 in 2000 and $288,589 in 1999. The Company had revenues of $54,088 in 2000 and no revenues in 1999. The Company had a net loss of ($239,562) for the period in 2000 and a net loss of ($287,999) for the same period in 1999. The loss per share for the period was ($.01) in 2000 and 1999. The Company losses will continue until sufficient income can be achieved. While the Company is seeking capital sources for continuing operations; there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO SAME QUARTER IN 1999

The Company had revenues of $27,850 in the quarter in 2000 compared to none in the quarter in 1999. The company had expenses of $154,344 in the quarter in 2000 compared to $138,058 in the quarter in 1999. The Company had a net loss in the quarter of ($126,489) in 2000 and ($138,035) in 1999. The loss per share was ($.01) in the quarter in 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $99,149 in cash and $500,000 in receivables at the end of the period. The Company had $0 in current liabilities and $269,195 in long term liabilities at the end of the period. The Company exchanged $450,000 in current debt for 1,000,000 shares of common stock. The Company will need to either borrow or make private placements of stock in order to in order to fund operations. No assurance exists as to the ability to achieve loans or to make private placements of stock.

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

                    b. 8-K filed on August 2, 2000 (incorporated herein by reference)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 21, 2000


                                     US CRUDE LTD.


                                     /s/ Anthony Miller
                                     -------------------------------------------
                                     Anthony Miller, President