Form 10QSB
period 2000-12-31
US CRUDE LTD
filed 2001-04-12
CIK 1101217

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
December 31, 2000                                             005-59925

                                  US CRUDE LTD.
                     -------------------------------------
                            (New name of Registrant)

                  Nevada                                84-1521101
         ------------------------                    --------------------
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

                33,276,603 common shares as of December 31, 2000

Part I:  FINANCIAL INFORMATION



                                  U S Crude Ltd
                          (A Development Stage Company)
                             Unaudited Balance Sheet

                                                                Nine Months Ended         Year Ended
                                                                December 31, 2000         March 31, 2000
ASSETS

Current Assets
Cash                                                                $ (124,811)              $ 114,219
Accounts Receivable                                                    500,000                 500,000
Related Party Receivable                                                82,350
                                                                ---------------           -------------
Total Current Assets                                                   457,539                 614,219

Property, Plant & Equipment
Property, Plant & Equipment - Net                                    1,183,969               1,154,523
Less Accumulated Depreciation                                         (183,946)               (120,196)
                                                                ---------------           -------------
Net Property, Plant & Equipment                                      1,000,023               1,034,327

Other Assets
Other Assets - Net                                                   2,319,682               1,847,771
Less Accumulated Amortization                                         (182,723)                (96,801)
                                                                ---------------           -------------
Total Other Assets                                                   2,136,959               1,750,970

                                                                ---------------           -------------
TOTAL ASSETS                                                        $3,594,521              $3,399,516
                                                                ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                           $ -               $ 450,000
Other Payables                                                               -
Note Payable                                                                 -
                                                                ---------------           -------------
Total Current Liabilities                                                    -                 450,000

Long Term Liabilities
Long Term Debt                                                         266,039                 278,662
                                                                ---------------           -------------
Total Long Term Liabilities                                            266,039                 278,662

Stockholder's Equity
Preferred stock, no par value; 5,000,000 shares issued
and outstanding at September 30, 2000                                  100,000                 100,000
Common stock, no par value; 25,000,000 shares authorized
  19,670,626 issued and outstanding at June 30, 2000                 4,980,306               3,797,692

Retained Earnings (Deficit)                                         (1,751,824)             (1,226,838)
                                                                ---------------           -------------
Total Stockholder's Equity                                           3,328,482               2,670,854

                                                                ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $3,594,521              $3,399,516
                                                                ===============           =============



                            See accompanying notes.



                                  U S CRUDE LTD
                          (A Development Stage Company)
                        Unaudited Statement of Operations


                                              Nine Months Ended December 31,      Three Months Ended December 31,
                                                  2000              1999              2000              1999
REVENUES
Sales                                             $ 115,922               $ -          $ 61,834               $ -
                                              --------------    --------------    --------------    --------------
TOTAL REVENUES                                      115,922                 -            61,834                 -

COST OF GOODS SOLD
Cost of Sales                                                               -                                   -
Depletion                                            85,922                              31,833
Depreciation                                         63,750                              21,250
                                              --------------    --------------    --------------    --------------
TOTAL COST OF GOODS SOLD                            149,672                 -            53,083                 -

Gross Profit                                        (33,750)                -             8,751                 -

OPERATING COSTS
Administrative & Overhead                           491,252           518,773           294,175           230,184
                                              --------------    --------------    --------------    --------------
TOTAL OPERATING COSTS                               491,252           518,773           294,175           230,184

OTHER INCOME (EXPENSE)
Interest Income                                          15               814                 -               224
Interest Expense                                                            -                                   -
                                              --------------    --------------    --------------    --------------
TOTAL OTHER INCOME (EXPENSE)                             15               814                 -               224

NET INCOME (LOSS)                                $ (524,986)       $ (517,959)       $ (285,424)       $ (229,960)
                                              ==============    ==============    ==============    ==============

Net Loss per Share                                    (0.02)            (0.03)            (0.01)            (0.01)
Weighted Average Common Shares                   26,960,355        19,568,181        26,960,355        19,568,181




                            See accompanying notes.



                                  U S CRUDE LTD
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS


                                                      Nine Months Ended December 31, Three Months Ended December 31,

                                                         2000            1999           2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $ (524,986)    $ (517,959)     $ (285,424)       $(229,960)

Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation                                               63,750         63,750          21,250           21,250
Depletion                                                  85,922              -          31,833                -
(Increase) Decrease in current assets                     (82,350)             -         (78,000)               -
Increase (Decrease) in current liabilities               (450,000)             -               -                -
(Increase) Decrease in other assets                      (471,911)      (488,448)       (184,818)         (59,262)
                                                      ------------    -----------    ------------    -------------

NET CASH PROVIDED (USED) BY                            (1,379,575)      (942,657)       (495,159)        (267,972)
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment                 (29,446)       (53,419)        (24,146)            (249)
Increase (Decrease) in notes payable                      (12,623)       309,000          (3,155)          (6,511)
Capital received                                        1,182,614        524,512         400,000          291,863
                                                      ------------    -----------    ------------    -------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                1,140,545        780,093         372,699          285,102

NET INCREASE (DECREASE) IN CASH                          (239,030)      (162,564)       (122,460)          17,130

CASH AT BEGINNING OF PERIOD                               114,219        265,675          (2,351)          85,981

CASH AT END OF PERIOD                                  $ (124,811)      $103,111      $ (124,811)       $ 103,111
                                                      ============    ===========    ============    =============


                            See accompanying notes.



                                  U S CRUDE LTD
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             For the Period from March 31, 1998 to December 31, 2000
                                                                                                    Accumulated      Total
                                    Common Stock                      Preferred Stock
                               Shares           Amount            Shares          Amount            Deficit
                             ----------        ---------         ---------       ---------        -----------       ----------

Balance - March 31, 1998        7,122,260        $1,507,806        1,000,000        $ 100,000        $ (253,178)      $1,354,628

Shares issued for cash            731,751          373,804                                                               373,804

Purchase of U S Thermo Tech     3,738,000          847,232                                                               847,232

Net Loss for year                       -                -                 -                          (310,037)         (310,037)
                               ----------        ---------         ---------         ---------       -----------       ----------
Balance - March 31, 1999       11,592,011        2,728,842         1,000,000          100,000         (563,215)        2,265,627
                               ----------        ---------         ---------         ---------       -----------       ----------
Shares issued for cash          6,976,170          742,308                                                               742,308

Shares issued in exchange for   1,000,000          400,000                                                               400,000
lowering debt

Net Loss for year                                                                                      (663,623)        (663,623)
                               ----------        ---------         ---------         ---------       -----------       ----------
Balance - March 31, 2000       19,568,181        3,871,150         1,000,000          100,000        (1,226,838)       2,744,312
                               ----------        ---------         ---------         ---------       -----------       ----------
Shares issued for cash          1,907,122           85,908                                                                85,908

Shares issued for debt          1,000,000          450,000                                                               450,000

Shares issued for cash          2,653,857          173,248                                                               173,248

Shares issued for cash          8,187,443          400,000                                                               400,000

Net Loss for period                                                                                    (524,986)        (524,986)

Balance - September 30, 2000   33,316,603       $4,980,306         1,000,000        $ 100,000        (1,751,824)      $3,328,482
                              ===========       ==========        ===========       ==========       ==========       ===========



                            See accompanying notes.

                          U.S. CRUDE LTD. & SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT POLICIES:
         ---------------------------------------------
U.S. CRUDE LTD. & SUBSIDIARY ("The Company), was incorporated in California on May 22, 1996. It is in the development stage, (as defined by Financial Accounting Standards Board Statement No. 7). The Company's primary business is to utilize its proprietary portable steam generator technology to stimulate oil production in marginally producing wells across America. The Company on July 27, 1998 entered into a merger with U.S. Thermo-Tech, Inc. U.S. Thermo- Tech Inc. was incorporated on May 8, 1997 and is also in the development stage. U.S. Thermo-Tech, Inc.'s primary business is to utilize its patent pending thermal gas injector system (the "TM-98") to rekindle marginally producing oil wells across America. This merger was accounted for using the pooling of interest method of accounting. This method combines the income statements from the beginning of the year of acquisition.

Since inception, the Company's efforts have been devoted to the development of its oil technology, producing it's oil and gas wells and raising capital. The Company began oil production in January of 1999. Accordingly, the Company is in the development stage and the accompanying financial statements represent those of a development stage enterprise. As such the Company as of December 31, 2000 has incurred net operating losses since inception of $1,226,538 and does not have sufficient working capital to fund its planned operations during the next twelve months. Although sufficient funds are available to meet general and administrative expenses, additional funding will be required to complete the Company's expansion plans. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continued financial needs, management of the Company intends to raise working capital through the sale of common stock or other financings.

The Company has also acquired a 49% interest in 54 oil producing wells encompassing 960 acres in the state of Oklahoma. The wells were acquired through a joint venture with a company called Crude Oil Recovery, a California Corporation. All revenue produced through this venture has been returned back into oil producing property to build up the infrastructure of the property. The acquired oil property has an estimated 2.7 million barrels of proven reserves.

The Company currently has 26 different lease contracts outstanding. These leases cover 8,700 acres of land and over 300 oil and natural gas wells. All of the leases are perpetual leases (meaning they last until the oil and natural gas dry's up and the wells are abandoned).

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

                  Machinery and equipment                            7 years
                  Truck                                              5 years



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March of 1995, the Financial Accounting Standards Board issued standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of". The Company has adopted standard No. 121 as of January 1, 1996. The effect on the financial statements of adopting standard No. 121 was not material.

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

RESEARCH AND DEVELOPMENT OF OIL PROPERTIES
The Company follows the full cost method to account for its oil and gas research and Development costs. Under this method, all costs incurred which are directly related to Research and development of its oil properties are capitalized and subject to depletion. Depletable costs also include estimates of future development costs of proven reserves.

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

NOTE  3  -  STOCKHOLDERS' EQUITY:
            --------------------

The Company is authorized to issue up to 75,000,000 shares of common stock, no par value. Each holder of common stock is entitled to one vote for each Share held on all mattes properly submitted to the shareholders for their vote. Cumulative voting is not authorized. At December 31, 2000, 19,670,626 shares of common stock are outstanding.

The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, no par value. At March 31, 2000 100,000 shares of preferred shares were owned by Wave Tech Inc. These Preferred shares have super voting rights of 10 votes per each share.

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

NOTE 4 - STOCK OPTION PLAN:
         -----------------

The Company currently has approximately 3,300,000 outstanding option to purchase the Company's common stock. Of these outstanding shares 2,650,000 are owned by directors and officers of the company and the remaining 988,000 options were granted to various individuals for work they did on behalf of the company. The options owned by the directors and officers were issued on January 01, 1997 and can be exchanged for one share of common stock at a dollar a share. These options must be exercised by December 31, 2006. The breakdown of the shares is as follows:

          Anthony Miller-President                   750,000  options
          Catherine Njie--Secretary                  250,000  options
          Thomas Meeks-Director                    1,000,000  options
          Thomas Hobson-Director                     650,000  options
          Others                                     988,000  options


NOTE 5 - LEASES:
         ------
The Company leases office space in Redlands, California. The lease term is for three years, with an annual renewal option for one-year periods. The company has no lease deposit and The current office rent is $3700 a month.

The Company currently has 26 different lease contracts outstanding. These leases cover 8,700 acres of land and 300 oil and natural gas wells. These leases cost approximately $340,000 to acquire and are almost completely paid for. All of the leases are perpetual leases (meaning they last until the oil and natural gas dry's up and the wells are abandoned. The cost of these leases have been capitalized under prepaid oil production costs.

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

NOTE 7 - NOTE PAYABLE:
         ------------
In March of 1999 the company received $450,000 from an investor. In return for this money this investor received 500,000 shares at ten cents a share and an option to purchase another 1,000,0000 shares. This option was for one year. In March of 2000 in exchange for relieving this $400,000 Note the company issued the note holder 1,000,000 shares of common stock. This note included interest at 8%. 11 monthly interest only payments of $3,000 were made on this note during the year ended March 31, 2000. This note was retired with 1 million shares of stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the nine months ended December 31, 2000, the Company experienced $149,672 in depletion and depreciation expenses compared to $0 for the period ended December 31, 1999. For the comparable periods the Administrative expenses were $491,252 as compared to $518,773. The resulting net losses for each period were: December 31, 2000 was ($524,986) and December 31, 1999 was ($517,959).

For the quarter ended December 31, 2000 the Company experienced $53,083 in depletion and depreciation expenses compared to $0 for the period ended December 31, 1999. For the comparable periods the Admininstratinve expenses were $294,175 as compared to $230,184. The resulting net losses for each period were: December 31, 2000 ($285,424) and December 31, 1999 was ($229,960).


LIQUIDITY AND CAPITAL RESOURCES

The Company had ($124,811 in cash and $582,350 in receivables at the end of the period. The Company had $0 in current liabilities and $266,039 in long term liabilities at the end of the period. The Company exchanged $450,000 in current debt for 1,000,000 shares of common stock. The Company will be forced to either borrow or make private placements of stock in order to in order to fund operations. No assurance exists as to the ability to achieve loans or to make private placements of stock.

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

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2001


                                     US CRUDE LTD.


                                     /s/ Anthony Miller
                                     -------------------------------------------
                                     Anthony Miller, President