Form 10QSB/A
period 2000-06-30
US CRUDE LTD
filed 2002-04-04
CIK 1101217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          FORM 10-QSB/A FIRST AMEMDED
                                QUARTERLY REPORT
                    PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For  the  Quarter Ended                             Commission File Number
    June  30,  2000                                       000-28567
    ---------------                                       ---------


                              U.S.  CRUDE  LTD.
     (Exact  name  of  Registrant  as  specified  in  its  charter)


                 NEVADA                              84-1521101
                 ------                              ----------
    (State  or  other  jurisdiction                 (IRS Employer
  of incorporation  or  organization)           Identification  Number)


           25809  D  BUSINESS  CENTER  DR.,  REDLANDS,  CA  92374
           ------------------------------------------------------
          (Address  of  principal  executive  offices)  (Zip  Code)

                               (909)796-4958
                               -------------
         (Registrant's  telephone  number,  including  area  code)


                                 Not Applicable
                                 --------------
                     (Registrant's Former Name and Address)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                                   Outstanding  at June 30, 2000
------------------------------                     -----------------------------
Common  Stock,  no  par  value                          21,475,303  shares

                                             Outstanding  at  January  31,  2002
                                             -----------------------------------
                                                       249,307,262  shares

                                 U.S. CRUDE LTD.


                                                                    Page  Number
                                                                    ------------
PART  I.             Financial  Information                              3

        ITEM  1.     Financial  Statements                               3

                     Balance  Sheet                                      3

                     Statements  of  Operations  and
                     Comprehensive  Loss                                 4

                     Statements  of  Cash  Flows                         5

                     Notes  to  Financial  Statements                    6

        ITEM  2.     Management's  Discussion  and  Analysis
                     of Financial Condition and Results of
                     Operations                                          8

PART  II.            Other  Information                                  9

SIGNATURE  PAGE                                                          10

                                 U.S. CRUDE LTD.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      JUNE  30,
                                                                        2000
                                                                      --------

Current  assets:
     Related  party  receivable  (Note  5)                         $     25,000
                                                                    -----------

        Total  Current  Assets                                           25,000
                                                                    -----------

Net  properties  (Note  2)                                              524,000
License  agreements  (Note  5)                                          966,000
Net  prepaid  oil  production  costs  (Note  2)                       1,453,000
                                                                      ---------

                                                                   $  2,968,000
                                                                   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
   Bank  overdraft                                                   $   24,000
   Current  portion  of  long  term  obligations                         16,000
                                                                     ----------

    Total  current  liabilities                                          40,000

Notes  payable                                                          708,000
                                                                     ----------

    Total  liabilities                                                  748,000

Stockholders'  equity  (Note  4):
  Common stock - no par value; 50,000,000 shares authorized,
    21,475,303  shares  issued  and  outstanding                     10,551,000
  Preferred  stock  -  10,000,000  shares  authorized,
    1,000,000  shares  issued  and  outstanding                         310,000
  Accumulated  deficit                                               (8,641,000)
                                                                     -----------

   Total  stockholders'  equity                                       2,220,000
                                                                     -----------

                                                                     $2,968,000
                                                                     ==========

     See  accompanying  notes  to  financial  statements

                                U.S.  CRUDE  LTD.
                 STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                  (UNAUDITED)



                                                            THREE  MONTHS  ENDED
                                                                   JUNE  30,
                                                            ____________________
                                                            2000            1999
Net  sales                                                $  26,000     $    --
Costs  and  expenses:
  General  and  administrative                              292,000     150,000
  Depletion  (Note  2)                                       26,000          --
                                                          ----------    --------

     Total  costs  and  operating  expenses                 318,000     150,000
                                                          ----------    --------
Loss  from  operations                                     (292,000)   (150,000)
                                                          ----------    --------

Net  loss                                                  (292,000)   (150,000)

Comprehensive  Loss                                       $(292,000)  $(150,000)
                                                           =========   =========

Basic  and  dilutive net loss per share (Note 3)            $(0.014)    $(0.009)
                                                             =======     =======


Weighted  average  number  of  shares  outstanding:      20,521,742  17,451,212
                                                         ==========  ==========


              See  accompanying  notes  to  financial  statements.

                                 U.S. CRUDE LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                            THREE  MONTHS  ENDED
                                                                  JUNE  30,
                                                            2000            1999
                                                            ----            ----

Cash  flows  from  operating  activities:
     Net  Loss                                         $(292,000)     $(150,000)
   Adjustment  to  reconcile  net  loss  to
   net cash from operating activities:
     Depreciation  and  depletion                         48,000         21,000
     Increase  in  receivable  from  related  party      (25,000)
                                                         --------       --------

   Net  cash  used  in  operating  activities           (269,000)      (129,000)

Cash  flows  from  investing  activities:
     Acquisition  of  properties                          (5,000)        (9,000)
     Capitalized  oil  production  costs                (133,000)      (116,000)
                                                         -------       --------

     Net  cash  from  investing  activities             (138,000)      (125,000)

Cash  flows  from  financing  activities:
     Proceeds from issuance of debenture payable                        326,000
     Bank  overdraft                                      24,000
     Paydown  on  note  payable                           (5,000)        (2,000)
                                                         --------       --------

     Net  cash  from  financing  activities              345,000         (2,000)
                                                         --------       --------

Net  decrease  in  cash  and  cash  equivalents          (62,000)      (256,000)
Cash  and  cash  equivalents  at
beginning  of  period                                     62,000        266,000
                                                         --------       --------
Cash  and  cash  equivalents at end of period          $      --      $  10,000
                                                       =========       =========


Non-cash  activities:
     Common stock issued on conversion
     of debenture                                      $ 326,000      $      --
     Property acquired through issuance of
     notes payable                                            --         84,000
     Oil  properties  acquired  through issuance
     of  note payable                                         --        240,000


                     See  accompanying  notes  to  financial  statements

                                    U.S.  CRUDE  LTD.
                            NOTES  TO  FINANCIAL  STATEMENTS
                                    JUNE  30,  2000
                                      (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

U.S. Crude, Ltd. (the "Company") is an independent oil and gas company engaged in: (1) the acquisition, development and production of oil and gas in the United States; and (2) the utilization and sale of thermal gas and steam technologies to increase the levels of production from marginally producing oil wells. The Company was originally incorporated in 1996, under the laws of the State of California with the objective of exploring for, developing, producing and managing oil and gas reserves. Since its inception, the Company has focused primarily on the acquisition of oil and gas properties in Kansas and Oklahoma. The acquisition of these oil and gas properties has increased the Company's asset base. Through June 30, 2000, the Company had not begun selling equipment and its operations consisted entirely of obtaining and developing existing oil and gas assets.

The Company currently owns and operates producing oil and gas properties in the states of Kansas and Oklahoma. Daily average production from 73 wells operated by the Company in these states currently averages approximately 40 Bbls of oil and 25 Mcf of gas.

On May 3, 2000, U.S. Crude, Ltd. entered into a Share Purchase Agreement with shareholders of Cypress Capital, Inc. (a Nevada corporation) in which U.S. Crude, Ltd. acquired 100% of Cypress Capital' outstanding common stock for cash of $160,000 and became a successor registrant to Cypress Capital, which subsequently changed its name to U.S. Crude Ltd. Since Cypress Capital had no discernable assets, the purchase price was expensed when incurred.

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the three-month period then ended. Results for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

For all periods presented, the results of operations, cash flows and balance sheets represent only the activities of U.S. Crude Ltd. Since Cypress Capital was a non-operating company at the time of the Reorganization, pro-forma financial statements reflecting Cypress' operations for the periods presented have not been included.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest filing on form 8-K12(g)3/A and annual report on Form 10-KSB.

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties
---------------
Net properties includes office equipment, furniture and fixtures, and oil and gas extraction equipment. Balances as of June 30, 2000 were as follows:

     Oil  and  gas  equipment                     $479,000
     Office  Equipment                              43,000
     Furniture  and  fixtures                      106,000
     Autos                                          37,000
     Accumulated  depreciation                    (141,000)
                                                  --------

     Net  properties                              $524,000
                                                  ========

Net  prepaid  oil  production  costs
------------------------------------
The Company uses the full-cost method of accounting for its oil and natural gas assets. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. Through June 30, 2000, the Company had capitalized total oil production costs of $1,576,000, less accumulated depletion of $123,000.

NOTE  3  -  EARNINGS  PER  SHARE  INFORMATION

For all periods presented, the net earnings available to common shareholders and the weighted average shares outstanding are the same for both basic and diluted EPS, since the Company experienced a loss for all periods presented. Basic and diluted EPS do not differ from earnings per share previously presented.

NOTE  4  -  STOCKHOLDER'S  EQUITY

Preferred stock consists of 1,000,000 shares of non-interest bearing convertible shares held by Wave Technologies, Inc., a related party. Each preferred share has the voting power of 10 shares of common stock.

During the three months ended June 30, 2000, the Company issued convertible debentures of $326,000. The debentures were convertible into common stock at a discount of 75% of the market price for the common stock on the date of conversion. All of the debentures issued were converted into common stock prior to June 30, 2000 and, as a result, the Company issued 1,907,122 shares of common stock.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

During the three months ended June 30, 2000, the Company loaned approximately $25,000 to Wave Technology, Inc., a related party, on a short-term basis. This loan was subsequently repaid in full.

The Company has purchased several licenses to oil recovery technologies that it plans to use to recover oil on its oil properties, joint venture on third-party oil leases, and sell. Each of these licenses was obtained from Wave Technology, Inc., a related party. Through June 30, 2000, the Company had paid Wave Technology $966,000 in a combination of common and preferred stock to purchase these technologies.

NOTE  6  -  SUBSEQUENT  EVENTS

In November 2001, the Company issued 3,000,000 shares of preferred stock to Wave Technology, Inc. in consideration for certain cash advances and an extension of the license agreements for certain technologies. Each share of preferred stock issued has voting power equivalent to ten shares of the Company's common stock.

During the fiscal year ended March 31, 2002, the Company paid $500,000 to Wave Technology, Inc., a related party (see Note 6) to acquire the license to market, sell and utilize technology for "down hole" oil upgrading ("TM-2000"). The TM-2000 technology is used to permanently upgrade oil viscosity (convert heavy oil to light oil) before the oil is extracted from the ground. Light oil is, by nature, easier to extract and less expensive to process and refine.

In January 2002, the Company issued 4,000,000 shares of preferred stock to Wave Technology, Inc., a related party, to acquire a license to market, sell and utilize technology for "down-hole" steam generation ("TM-9"). When brought to market, the TM-9 system will be the first commercially available deep steam generator. Conventional surface steam generators are ineffective for introducing heat at depths much below 3,000 ft. since most of the thermal energy is lost en route. By generating steam at the face of the formation, the TM-9 system can deliver thermal energy to oil formations at depths below 5,000 ft. The Company anticipates using this technology to stimulate oil production in secondary heavy oil reserves. Each preferred share issued has the voting power of 100 shares of common stock.

During fiscal 2002, the Company entered into another convertible debenture agreement under which the Company can borrow up to $1 million. Through January 2002, the Company had borrowed $621,500 under the debenture, of which approximately $370,000 had been converted into 181,592,475 shares of common stock. The debenture bears interest at 8% per annum and converts into common stock at the option of the debenture holder at a discount of 60% of the market price on the date of conversion. At no time may the debenture holder control more than five percent of the Company's issued and outstanding common stock.

In January 2002, the Company's board of directors agreed, by unanimous written consent, to amend the Articles of Incorporation and increase the authorized common stock from 250 million shares to 750 million shares. On January 7, 2002, the Amendment to the Articles of Incorporation was submitted to and received approval from the shareholders by majority written consent.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

RESULTS  OF  OPERATIONS

The statements contained in this Quarterly Report on Form 10-QSB/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations governing medical device approvals and manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three month periods ended June 30, 2000 and 1999.

Quarter  ended  June  30,  2000  compared  to  quarter  ended  June  30,  1999.

For all periods presented, the Company's operations primarily consisted of the acquisition and improvement of oil and gas properties. Revenues from the sale of oil were $26,000 during the quarter ended June 30, 2000, whereas no revenues were recognized in the same quarter of the prior year. This difference resulted from the acquisition of oil producing properties during 1999 and 2000. Operational expenses incurred during the quarters ended June 30, 2000 and 1999 were $292,000 and $150,000, respectively. The increase results principally from $160,000 that was expensed in connection with the acquisition of Cypress Capital in May 2000, described in the accompanying Notes to Financial Statements.

Liquidity  and  Capital  Resources
----------------------------------

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred operating losses from inception and had not yet generated any revenues to support its operations. The Company's ability to continue as a going concern is dependent, among other things, on its ability to operate profitably, and or obtain additional financing and eventually obtaining a profitable level of operations. It is management's opinion that the going concern basis of reporting its financial condition and results of operations is appropriate at this time. The Company plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations. If the Company is unsuccessful in achieving these objectives, there is substantial doubt regarding the Company's ability to continue as a going concern.

As of June 30, 2000, the Company had a cash overdraft of $24,000 and no working capital. The Company's primary available source for generating cash for operations, other than through the sale of oil and gas extracted from its operating leases, is through the issuance of debentures payable. Subsequent to June 30, 2000, the Company raised approximately $1.5 million through the issuance of additional convertible debentures. The Company's ability to access additional funds through the issuance of debentures is conditional upon the market for the Company's stock into which the debentures are convertible. Management has no assurance that any funds will be available under the debenture, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern .

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             In June 2000, the Company issued a total of 1,907,122 shares of its common stock without restrictive legend, upon conversion of approximately $320,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

ITEM  3.     Defaults  Upon  Senior  Securities
             None

ITEM  4.     Submission  of  Matters  to  Vote  of  Security  Holders
             None

ITEM  5.     Other  Information
             None

ITEM  6.     Exhibits  and  Reports  on  Form  8-K
             None

                                      SIGNATURE  PAGE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:  March 29,  2002                    /s/  Anthony  K.  Miller
       ---------------                    -----------------------
                                          ANTOHNY  K.  MILLER
                                          President