Form 10QSB/A
period 2000-09-30
US CRUDE LTD
filed 2002-04-04
CIK 1101217

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549
                            FORM  10-QSB/A  FIRST  AMEMDED
                                   QUARTERLY  REPORT

                    PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                         SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                                   Commission File Number
 September  30,  2000                                            000-28567
-----------------------                                          ---------


                                 U.S.  CRUDE  LTD.
           (Exact  name  of  Registrant  as  specified  in  its  charter)


                 NEVADA                                 84-1521101
                 ------                                 ----------
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

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                           Outstanding  at September 30, 2000
   --------------------                    ----------------------------------
Common Stock, no par value                         25,129,160  shares

                                          Outstanding  at  January  31,  2002

                                           ----------------------------------
                                                  249,307,262  shares

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

                                 U.S. CRUDE LTD.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                  SEPTEMBER  30,
                                                                       2000
                                                                     --------

Current  assets:
     Cash                                                          $   35,000
     Related  party  receivable  (Note  5)                              7,000
                                                                   ----------

        Total  Current  Assets                                         42,000
                                                                   ----------

Net  properties  (Note  2)                                            503,000
License  agreements  (Note  5)                                        966,000
Net  prepaid  oil  production  costs  (Note  2)                     1,483,000
                                                                   ----------

                                                                   $2,994,000
                                                                   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
      Current  portion  of  long  term  obligations              $     16,000
                                                                 ------------

    Total  current  liabilities                                        16,000

Notes  payable                                                        253,000
                                                                 ------------

    Total  liabilities                                                269,000

Stockholders'  equity  (Note  4):
  Common stock - no par value; 50,000,000 shares authorized,
    25,129,160  shares  issued  and  outstanding                   11,232,000
  Preferred  stock  -  10,000,000  shares  authorized,
    1,000,000  shares  issued  and  outstanding                       310,000
  Accumulated  deficit                                             (8,817,000)
                                                                 ------------

   Total  stockholders'  equity                                     2,725,000
                                                                 ------------

                                                                   $2,994,000
                                                                 ============


               See  accompanying  notes  to  financial  statements

                                U.S.  CRUDE  LTD.
              STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                   (UNAUDITED)




                                                  THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                     SEPTEMBER  30,           SEPTEMBER  30
                                                  -------------------     --------------------
                                                   2000         1999          2000          1999
Net  sales                                  $     47,000     $   --      $   73,000   $      --
Costs  and  expenses:
  General  and  administrative                   195,000      170,000       487,000       320,000
  Depletion                                       28,000         --          54,000          --
                                               -----------   ----------   -----------    ----------

     Total costs and operating expenses          223,000      170,000       541,000       320,000
                                               -----------   ----------   -----------    ----------
Loss  from  operations                          (176,000)    (170,000)     (468,000)     (320,000)
                                               -----------   ----------   -----------    ----------

Net  loss                                       (176,000)    (170,000)     (468,000)     (320,000)

Comprehensive  Loss                            $(176,000)  $ (170,000)   $ (468,000)   $ (320,000)
                                               ===========   ==========   ===========    ==========

Basic and dilutive net loss
per share (Note 3)                               $(0.008)  $   (0.009)   $    (0.02)   $   (0.017)
                                               ===========   ==========   ===========    ==========


Weighted  average  number  of
shares  outstanding:                          23,302,231   19,568,181    21,911,986    18,509,696
                                               ===========   ==========   ===========    ==========



                            See  accompanying  notes  to  financial  statements.

                                 U.S. CRUDE LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                 SIX  MONTHS  ENDED
                                                                                    SEPTEMBER  30,
                                                                               2000              1999
                                                                               ----              ----

Cash  flows  from  operating  activities:
     Net  Loss                                                              $(468,000)     $(320,000)
   Adjustment  to  reconcile  net  loss  to  net
   cash from operating activities:
     Depreciation  and  depletion                                              97,000         43,000
     Increase  in  receivable  from  related  party                            (7,000)
                                                                             ----------    ----------

   Net  cash  used  in  operating  activities                                (378,000)      (277,000)

Cash  flows  from  investing  activities:
     Acquisition  of  properties                                              (45,000)        (9,000)
     Capitalized  oil  production  costs                                     (151,000)      (150,000)
                                                                             ----------    ----------

     Net  cash  from  investing  activities                                  (196,000)      (159,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance of debenture payable                            556,000        265,000
     Paydown  on  note  payable                                                (9,000)        (9,000)
                                                                             ----------    ----------

     Net  cash  from  financing  activities                                   547,000        256,000
                                                                             ----------    ----------

Net  decrease  in  cash  and  cash  equivalents                               (27,000)      (180,000)
Cash  and  cash  equivalents  at  beginning  of  period                        62,000        266,000
                                                                             ----------    ----------
Cash  and  cash  equivalents at end of period                               $  35,000      $  86,000
                                                                             ==========    ==========


Non-cash  activities:
     Common  stock  issued  on  conversion  of  debenture                  $  556,000      $ 265,000
     Common  stock  issued  to  relieve  debt                                 450,000          --
     Property acquired through issuance of notes payable                         --           84,000
     Oil  properties  acquired  through  issuance  of  note payable              --          240,000


                           See  accompanying  notes  to  financial  statements

                                     U.S.  CRUDE  LTD.
                             NOTES  TO  FINANCIAL  STATEMENTS
                                   SEPTEMBER  30,  2000
                                         (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

U.S. Crude, Ltd. (the "Company") is an independent oil and gas company engaged in: (1) the acquisition, development and production of oil and gas in the United States; and (2) the utilization and sale of thermal gas and steam technologies to increase the levels of production from marginally producing oil wells. The Company was originally incorporated in 1996, under the laws of the State of California with the objective of exploring for, developing, producing and managing oil and gas reserves. Since its inception, the Company has focused primarily on the acquisition of oil and gas properties in Kansas and Oklahoma. The acquisition of these oil and gas properties has increased the Company's asset base. Through September 30, 2000, the Company had not begun selling equipment and its operations consisted entirely of obtaining and developing existing oil and gas assets.

The Company currently owns and operates producing oil and gas properties in the states of Kansas and Oklahoma. Daily average production from 73 wells operated by the Company in these states currently averages approximately 40 Bbls of oil and 25 Mcf of gas.

On May 3, 2000, U.S. Crude, Ltd. entered into a Share Purchase Agreement with shareholders of Cypress Capital, Inc. (a Nevada corporation) in which U.S. Crude, Ltd. acquired 100% of Cypress Capital' outstanding common stock for cash of $160,000 and became a successor registrant to Cypress Capital, which subsequently changed its name to U.S. Crude Ltd. Since Cypress Capital had no discernable assets, the purchase price was treated as a reduction in retained earnings.

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the three and six month periods then ended. Results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties
---------------
Net properties includes office equipment, furniture and fixtures, and oil and gas extraction equipment. Balances as of September 30, 2000 were as follows:

     Oil  and  gas  equipment                           $480,000
     Office  Equipment                                    43,000
     Furniture  and  fixtures                            106,000
     Autos                                                37,000
     Accumulated  depreciation                          (163,000)
                                                        ---------

     Net  properties                                    $503,000
                                                        =========

Net  prepaid  oil  production  costs
------------------------------------
The Company uses the full-cost method of accounting for its oil and natural gas assets. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. Through September 30, 2000, the Company had capitalized total oil production costs of $1,634,000, less accumulated depletion of $151,000.

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

During the three months ended September 30, 2000, the Company issued convertible debentures of $230,000. The debentures were convertible into common stock at a discount of 75% of the market price for the common stock on the date of conversion. All of the debentures issued were converted into common stock prior to September 30, 2000 and, as a result, the Company issued 2,653,857 shares of common stock.

During the three months ended September 30, 2000, the Company issued 1,000,000 shares of common stock to satisfy a long-term debt obligation of $450,000 to an unrelated party.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

During the three months ended June 30, 2000, the Company loaned approximately $28,000 to Wave Technology, Inc., a related party, on a short-term basis. As of September 30, 2000, $21,000 had been repaid. This balance of the loan was subsequently repaid in full.

The Company has purchased several licenses to oil recovery technologies that it plans to use to recover oil on its oil properties, joint venture on third-party oil leases, and sell. Each of these licenses was obtained from Wave Technology, Inc., a related party. Through September 30, 2000, the Company had paid Wave Technology $966,000 in a combination of common and preferred stock to purchase these technologies.

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

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and six month periods ended September 30, 2000 and 1999.

Quarter  ended  September30,  2000 compared to quarter ended September 30, 1999.

For all periods presented, the Company's operations primarily consisted of the acquisition and improvement of oil and gas properties. Revenues from the sale of oil were $47,000 during the quarter ended September 30, 2000, whereas no revenues were recognized in the same quarter of the prior year. This difference resulted from the acquisition of oil producing properties during 1999 and 2000. Operational expenses incurred during the quarters ended September 30, 2000 and 1999 were $195,000 and $170,000, respectively. The increase results principally from fees incurred in connection with the Company applying for a loan from the USDA.

Six month period ended September 30, 2000 compared to six month period ended September 30, 1999

Revenues from the sale of oil were $73,000 during the six month period ended September 30, 2000, whereas no revenues were recognized in the same six month period of the prior year. This difference resulted from the acquisition of oil producing properties during 1999 and 2000. Operational expenses incurred during the six month periods ended September 30, 2000 and 1999 were $487,000 and $320,000, respectively. The increase results principally $160,000 that was expensed in connection with the acquisition of Cypress Capital in May 2000, described in the accompanying Notes to Financial Statements.

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

As of September 30, 2000, the Company had working capital of $26,000. The Company's primary available source for generating cash for operations, other than through the sale of oil and gas extracted from its operating leases, is through the issuance of debentures payable. Subsequent to September 30, 2000, the Company raised approximately $1.3 million through the issuance of additional convertible debentures. The Company's ability to access additional funds through the issuance of debentures is conditional upon the market for the Company's stock into which the debentures are convertible. During the quarter ended September 30, 2000, the Company also applied for a loan of $4,486,000 from the United States Department of Agriculture ("USDA"). Management has no assurance that any funds will be available under the loan from the USDA, or the debenture, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern .

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             During the three months ended September 30, 2000, the Company issued a total of 2,653,857 shares of its common stock without restrictive legend, upon conversion of approximately $230,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

             During the three months ended September 30, 2000, the Company issued 1,000,000 shares of unregistered, restricted common stock to satisfy a long-term debt obligation of $450,000.

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