Form 10QSB/A
period 2000-12-31
US CRUDE LTD
filed 2002-04-04
CIK 1101217

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549
                           FORM  10-QSB/A  FIRST  AMEMDED
                                 QUARTERLY  REPORT

                  PURSUANT  TO  SECTION  13  OR  15  (D)  OF  THE
                        SECURITIES  EXCHANGE  ACT  OF  1934

For  the  Quarter Ended                            Commission File Number
  December  31,  2000                                     000-28567
-----------------------                            -----------------------


                               U.S.  CRUDE  LTD.
        (Exact  name  of  Registrant  as  specified  in  its  charter)


              NEVADA                                          84-1521101
              ------                                          ----------
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

Yes    x   No
     ----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

           Class                         Outstanding  at  December 31, 2000
-----------------------                  ----------------------------------
Common Stock, no par value                         33,316,603  shares

                                        Outstanding  at  January  31,  2002
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

                                 U.S. CRUDE LTD.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                   DECEMBER  31,
                                                                       2000
                                                                  --------------

Current  assets:
     Related  party  receivable  (Note  5)                            52,000
                                                                  --------------

        Total  Current  Assets                                        52,000
                                                                  --------------

Net  properties  (Note  2)                                           506,000
License  agreements  (Note  5)                                     1,066,000
Net  prepaid  oil  production  costs  (Note  2)                    1,513,000
                                                                  --------------

                                                                  $3,137,000
                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
   Bank  overdraft                                             $     93,000
   Current  portion  of  long  term  obligations                     16,000
                                                                  --------------

    Total  current  liabilities                                     109,000

Notes  payable                                                      252,000
                                                                  --------------

    Total  liabilities                                              361,000

Stockholders'  equity  (Note  4):
  Common stock - no par value; 50,000,000 shares authorized,
    33,316,603  shares  issued  and  outstanding                 11,532,000
  Preferred  stock  -  10,000,000  shares  authorized,
    1,000,000  shares  issued  and  outstanding                     310,000
  Accumulated  deficit                                           (9,066,000)
                                                                  --------------

   Total  stockholders'  equity                                   2,776,000
                                                                  --------------

                                                                 $3,137,000
                                                                  ==============
              See  accompanying  notes  to  financial  statements

                                 U.S.  CRUDE  LTD.
                 STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
                                    (UNAUDITED)




                                                      THREE  MONTHS  ENDED            NINE  MONTHS  ENDED
                                                          DECEMBER  31,                   DECEMBER  31,
                                                      --------------------            -------------------
                                                      2000            1999            2000           1999

Net  sales                                      $     13,000      $    --        $   86,000     $     --
Costs  and  expenses:
  General  and  administrative                       230,000        230,000         717,000        550,000
  Depletion                                           32,000           --            86,000           --
                                                  -------------  -------------   -------------  -------------

     Total costs and operating expenses              262,000        230,000         803,000        550,000
                                                  -------------  -------------   -------------  -------------
Loss  from  operations                              (249,000)      (230,000)       (717,000)      (550,000)
                                                  -------------  -------------   -------------  -------------

Net  loss                                           (249,000)      (230,000)       (717,000)      (550,000)

Comprehensive  Loss                             $   (249,000)     $(230,000)     $ (717,000)     $(550,000)
                                                  =============  =============   =============  =============

Basic and dilutive net loss per share (Note 3)       $(0.008)       $(0.009)         $(0.03)       $(0.017)
                                                     ========       ========         =======       ========


Weighted average number of shares outstanding:    29,222,881     19,568,181      26,640,355     19,038,938
                                                  ==========     ==========      ==========     ==========

                        See  accompanying  notes  to  financial  statements.

                                 U.S. CRUDE LTD.
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                          NINE  MONTHS  ENDED
                                                                                               DECEMBER  31,
                                                                                     2000                    1999
                                                                                     ----                    ----

Cash  flows  from  operating  activities:
     Net  Loss                                                                   $(717,000)               $(550,000)
   Adjustment to reconcile net loss to net cash from operating activities:
     Depreciation  and  depletion                                                  150,000                   64,000
     Increase  in  receivable  from  related  party                                (52,000)
                                                                                  ---------                ---------

   Net  cash  used  in  operating  activities                                     (619,000)                (486,000)

Cash  flows  from  investing  activities:
     Acquisition  of  properties                                                   (69,000)                  (9,000)
     Purchase  of  license  agreement                                             (100,000)
     Capitalized  oil  production  costs                                          (212,000)                (209,000)
                                                                                  ---------                ---------

     Net  cash  from  investing  activities                                       (381,000)                (218,000)

Cash  flows  from  financing  activities:
     Proceeds  from  issuance of debenture payable                                 856,000                  556,000
     Bank  overdraft                                                                93,000
     Paydown  on  note  payable                                                    (11,000)                 (15,000)
                                                                                  ----------               ----------

     Net  cash  from  financing  activities                                        938,000                  541,000
                                                                                  ----------               ----------

Net  decrease  in  cash  and  cash  equivalents                                    (62,000)                (163,000)
Cash  and  cash  equivalents  at  beginning  of  period                             62,000                  266,000
                                                                                  ----------               ----------
Cash  and  cash equivalents at end of period                                   $      --                 $  103,000
                                                                                  ==========               ==========

Non-cash  activities:
     Common  stock  issued  on  conversion  of  debenture                         $856,000                 $556,000
     Common  stock  issued  to  relieve  debt                                      450,000                    --
     Property acquired through issuance of notes payable                             --                      84,000
     Oil  properties  acquired  through  issuance  of  note payable                  --                     240,000


                      See  accompanying  notes  to  financial  statements

                             U.S.  CRUDE  LTD.
                      NOTES  TO  FINANCIAL  STATEMENTS
                           DECEMBER  31,  2000
                                (UNAUDITED)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business  and  Organization
---------------------------------------

U.S. Crude, Ltd. (the "Company") is an independent oil and gas company engaged in: (1) the acquisition, development and production of oil and gas in the United States; and (2) the utilization and sale of thermal gas and steam technologies to increase the levels of production from marginally producing oil wells. The Company was originally incorporated in 1996, under the laws of the State of California with the objective of exploring for, developing, producing and managing oil and gas reserves. Since its inception, the Company has focused primarily on the acquisition of oil and gas properties in Kansas and Oklahoma. The acquisition of these oil and gas properties has increased the Company's asset base. Through December 31, 2000, the Company had not begun selling equipment and its operations consisted entirely of obtaining and developing existing oil and gas assets.

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

Basis  of  Presentation
-----------------------

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2000 and the results of operations and cash flows for the three and nine month periods then ended. Results for the three months ended December 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

NOTE  2  -  BALANCE  SHEET  ITEMS

Net  properties
---------------
Net properties includes office equipment, furniture and fixtures, and oil and gas extraction equipment. Balances as of December 31, 2000 were as follows:

     Oil  and  gas  equipment                             $480,000
     Office  Equipment                                      48,000
     Furniture  and  fixtures                              125,000
     Autos                                                  37,000
     Accumulated  depreciation                            (184,000)
                                                          ---------

     Net  properties                                      $506,000
                                                          =========

Net  prepaid  oil  production  costs
------------------------------------
The Company uses the full-cost method of accounting for its oil and natural gas assets. Under this method, all acquisition, exploration and development costs, including certain general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit of production method. Investments in unproved properties are not subject to amortization until the proved reserves associated with the projects can be determined or until impaired. To the extent that capitalized costs subject to amortization in the full-cost pool (net of depletion, depreciation and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and natural gas reserves, such excess costs are charged to operations. Once incurred, an impairment of oil and natural gas properties is not reversible at a later date. Impairment of oil and natural gas properties is assessed on a quarterly basis in conjunction with the Company's quarterly filings with the Commission. Through December 31, 2000, the Company had capitalized total oil production costs of $1,695,000, less accumulated depletion of $183,000.

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

During the three months ended December 31, 2000, the Company issued convertible debentures of $300,000. The debentures were convertible into common stock at a discount of 75% of the market price for the common stock on the date of conversion. All of the debentures issued were converted into common stock prior to December 31, 2000 and, as a result, the Company issued 8,187,443 shares of common stock.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

During the nine months ended December 31, 2000, the Company loaned approximately $52,000 to Wave Technology, Inc., a related party, on a short-term basis. This balance of the loan was subsequently repaid in full.

The Company has purchased several licenses to oil recovery technologies that it plans to use to recover oil on its oil properties, joint venture on third-party oil leases, and sell. Each of these licenses was obtained from Wave Technology, Inc., a related party. Through December 31, 2000, the Company had paid Wave Technology $1,066,000, consisting of cash of $100,000 and a combination of common and preferred stock, to purchase these technologies.

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

Method  of  Presentation
------------------------

The financial statements include the accounts of the Company for the three and nine-month periods ended December 31, 2000 and 1999.

Quarter  ended  December31,  2000  compared  to quarter ended December 31, 1999.

For all periods presented, the Company's operations primarily consisted of the acquisition and improvement of oil and gas properties. Revenues from the sale of oil were $13,000 during the quarter ended December 31, 2000, whereas no revenues were recognized in the same quarter of the prior year. This difference resulted from the acquisition of oil producing properties during 1999 and 2000. Operational expenses incurred during each of the quarters ended December 31, 2000 and 1999 were $230,000. Cost incurred relative to improving and operating the oil leases were capitalized in accordance with the full-cost method of accounting.

Nine month period ended December 31, 2000 compared to nine month period ended December 31, 1999

Revenues from the sale of oil were $86,000 during the nine month period ended December 31, 2000, whereas no revenues were recognized in the same nine month period of the prior year. This difference resulted from the acquisition of oil producing properties during 1999 and 2000. Operational expenses incurred during the nine month periods ended December 31, 2000 and 1999 were $717,000 and $550,000, respectively. The increase results principally $160,000 that was expensed in connection with the acquisition of Cypress Capital in May 2000, described in the accompanying Notes to Financial Statements.

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

As of December 31, 2000, the Company negative working capital of $57,000 which included a bank overdraft of $93,000. The Company's primary available source for generating cash for operations, other than through the sale of oil and gas extracted from its operating leases, is through the issuance of debentures payable. Subsequent to December 31, 2000, the Company raised approximately $1 million through the issuance of additional convertible debentures. The Company's ability to access additional funds through the issuance of debentures is conditional upon the market for the Company's stock into which the debentures are convertible. During the nine-month period ended December 31, 2000, the Company also applied for a loan of $4,486,000 from the United States Department of Agriculture ("USDA"). Management has no assurance that any funds will be available under the loan from the USDA, or the debenture, or that any funds made available will be adequate for the Company to continue as a going concern. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is doubt that the company can continue as a going concern .

     PART  II.

OTHER  INFORMATION

ITEM  1.     Legal  Proceedings
             None

ITEM  2.     Changes  in  Securities

             During the three months ended December 31, 2000, the Company issued a total of 8,187,443 shares of its common stock without restrictive legend, upon conversion of approximately $300,000 in outstanding convertible debentures. The issuances were exempt from registration pursuant to Rule 504 of Regulation D and Rule 3(a)(9) promulgated under the Securities Act of 1933.

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